Form 10-Q
period 2009-09-30
PB PROPERTIES, INC.
filed 2009-12-22
CIK 1448569

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended Sept. 30, 2009

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

ITEM 1 FINANCIAL STATEMENTS

Financial Statements for 9 month period ended Sept. 30, 2009 have been prepared by the Management Group of PB Properties & Investments, Inc.

PB PROPERTIES & INVESTMENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

30, Sept. 09

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

FOR THE PERIOD ENDED SEPT. 30, 2009

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

FOR THE PERIOD ENDED SEPT. 30, 2009

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

TO SEPT. 30, 2009

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

TO SEPT. 30, 2009

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

TO SEPT. 30, 2009

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

TO SEPT. 30, 2009

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

NOTE C – INCOME TAXES (continued)

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

Results of Operations

From Inception on July 10, 2008 to Sept 30, 2009.

Since inception, we sold 6,000,000 shares of common stock to our sole officer and director for services.

Liquidity and Capital Resources

As of the date of this annual report, we have yet to generate any revenues from our business operations.

As of Sept. 30, 2009, our total assets were $0 and our total liabilities were $ 0. As of Sept. 30, 2009, we had cash of $0. Operations include but are not limited to filing reports with the Securities and Exchange Commission as well as the business activities contemplated by our business plan.

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

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of Sept. 30, 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of Sept. 30, 2009.

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

As of Sept. 30, 2009, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of Sept. 30, 2009 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of Sept. 30, 2009:

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

Our management determined that these deficiencies constituted material weaknesses. Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter year ended Sept. 30, 2009, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended Sept. 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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