Form 10-K
period 2008-12-31
PB PROPERTIES, INC.
filed 2010-04-06
CIK 1448569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number: 333-155049

PB Properties & Investments, Inc.

(Exact Name of Issuer as Specified in its Charter)

Nevada	26-3568952
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11248 Vintners Lane

Las Vegas NV 89138

(Address of Principal Executive Offices)

Issuer’s telephone number, including area code: (702) 683-3334

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the Issuer is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the Issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes      . No  X .

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      . No  X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the Issuer is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	.	Accelerated Filer	.
Non-accelerated filer	.	Smaller reporting company	X .

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

For the year ended December 31, 2008, the issuer had no revenues.

As of Dec. 31, 2009, there was no active trading market for the issuer’s common stock, $.001 par value.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of March 31, 2010 was 18,000,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

PB Properties & Investments, Inc.

Form 10-K Annual Report

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to PB Properties & Investments, Inc.

PART 1

ITEM 1. BUSINESS.

CORPORATE BACKGROUND

Our Background

PB Properties, Inc. was incorporated on July 10, 2008.

Our Business

The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholder, the Company never commenced any operational activities. The Company was formed by Pooyan Bakhtiar, the initial director, for the purpose of creating a corporation which could be used to consummate a merger or acquisition.

Employees

At December 31, 2008, the Company had 1 full time employee. None of its employees were represented by a collective bargaining arrangement.

The Company does not carry key person life insurance on any of its Directorial personnel. The loss of the services of any of its executive officers or other directors could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

ITEM 1A. RISK FACTORS.

PB Properties, Inc.’s operations depend solely on the efforts of Pooyan Bakhtiar, the sole officer and director of the Company. Bakhtiar has no experience related to public company management, nor as a principal accounting officer. Because of this, we may be unable to offer and sell the shares in this offering, develop our business or manage our public reporting requirements. The Company cannot guarantee that it will be able overcome any such obstacles.

Pooyan Bakhtiar is involved in other employment opportunities and may periodically face a conflict in selecting between PB Properties, Inc. and other personal and professional interests. The Company has not formulated a policy for the resolution of such conflicts should they occur. If the Company loses Pooyan Bakhtiar to other pursuits without a sufficient warning, we may, consequently, go out of business.

RULE 419 GENERALLY. Rule 419 generally requires that the securities to be issued and the funds received in a blank check offering be deposited and held in an escrow account until an acquisition meeting specified criteria is completed. Before the acquisition can be completed and before the funds and securities can be released, the issuer in a blank check offering is required to update its registration statement with a post-effective amendment. After the effective date of any such post-effective amendment, the Company is required to furnish investors with the prospectus produced thereby containing information, including audited financial statements, regarding the proposed acquisition candidate and its business. Investors must be given no fewer than 20 and no more than 45 business days from the effective date of the post-effective amendment to decide to remain investors or require the return of their investment funds. Any investor not making a decision within said period is automatically to receive a return of his investment funds.

Although investors may request the return of their investment funds in connection with the reconfirmation offering required by Rule 419, the Company's shareholders will not be afforded an opportunity specifically to approve or disapprove any particular transaction involving the purchase of Shares from management. See Risk Factor entitled "Actual and Potential Conflicts of Interest."

PROHIBITION TO SELL OR OFFER TO SELL SHARES IN ESCROW ACCOUNT. According to Rule 15g-8 as promulgated by the S.E.C. under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), it shall be unlawful for any person to sell or offer to sell Shares (or any interest in or related to the Shares) held in the Rule 419 escrow account other than pursuant to a qualified domestic relations order or by will or the laws of descent and distribution. As a result, contracts for sale to be satisfied by delivery of the Deposited Securities (e.g.,contracts for sale on a when, as, and if issued basis) are prohibited.

DISCRETIONARY USE OF PROCEEDS; "BLANK CHECK" OFFERING. As a result of management's broad discretion with respect to the specific application of the net proceeds of this offering, this offering can be characterized as a "blank check" offering. Although substantially all of the net proceeds of this offering are intended generally to be applied toward effecting a Business Combination, such proceeds are not otherwise being designated for any more specific purposes. Accordingly, prospective investors will invest in the Company without an opportunity to evaluate the specific merits or risks of any one or more business combinations. There can be no assurance that determinations ultimately made by the Company relating to the specific allocation of the net proceeds of this offering will permit the Company to achieve its business objectives. See "Proposed Business."

REGULATIONS CONCERNING "BLANK CHECK" ISSUERS. The ability to register or qualify for sale the Shares for both initial sale and secondary trading is limited because a number of states have enacted regulations pursuant to their securities or "blue sky" laws restricting or, in some instances, prohibiting, the sale of securities of "blank check" issuers, such as the Company, within that state. In addition, many states, while not specifically prohibiting or restricting "blank check" companies, may not register the Shares for sale in their states. Because of such regulations and other restrictions, the Company's selling efforts, and any secondary market which may develop, may only be conducted in those jurisdictions where an applicable exemption is available or a blue sky application has been filed and accepted or where the Shares have been registered.

NO OPERATING HISTORY OR REVENUE AND MINIMAL ASSETS. The Company has had no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

SPECULATIVE NATURE OF COMPANY'S PROPOSED OPERATIONS. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company's control.

SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS. The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION - NO STANDARDS FOR BUSINESS COMBINATION. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private entity. There can be no assurance the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluations. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholders, the Company never commenced any operational activities. There is no assurance the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which the Company would not consider a business combination in any form with such business opportunity. Accordingly, the Company may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

CONTINUED MANAGEMENT CONTROL, LIMITED TIME AVAILABILITY. While seeking a business combination, management anticipates devoting up to twenty hours per month to the business of the Company. The Company's two officers have not entered into written employment agreements with the Company and are not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on either of its officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations. See "MANAGEMENT."

CONFLICTS OF INTEREST - GENERAL. The Company's officers and directors participate in other business ventures which compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. The Company's Board of Directors has adopted a resolution which prohibits the Company from completing a merger with, or acquisition of, any entity in which management serve as officers, directors or partners, or in which they or their family members own or hold any ownership interest. Management is not aware of any circumstances under which this policy could be changed while current management is in control of the Company. See "DIRECTORS, EXECUTIVE OFFICERS"

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act"), requires companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one or two years, depending on the relative size of the acquisition.

The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION. The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

LACK OF DIVERSIFICATION. The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business opportunity. Consequently, the Company's activities will be limited to those engaged in by the business opportunity which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

REGULATION. Although the Company will be subject to regulation under the Securities Exchange Act of 1933, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

PROBABLE CHANGE IN CONTROL AND MANAGEMENT. A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell or transfer all or a portion of the Company's common stock held by them, or resign as members of the Board of Directors of the Company. The resulting change in control of the Company could result in removal of one or more present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING A BUSINESS COMBINATION. The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of such private company. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by present and prospective shareholders of the Company and would most likely result in a change in control or management of the Company.

DISADVANTAGES OF BLANK CHECK OFFERING. The Company may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Company.

Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state securities laws enacted for the protection of investors. These securities laws primarily relate to provisions regarding the registration of securities which require full disclosure of the Company's business, management and financial statements.

TAXATION. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax- free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

REQUIREMENT OF AUDITED FINANCIAL STATEMENTS MAY DISQUALIFY BUSINESS OPPORTUNITIES. Management of the Company believes that any potential business opportunity must provide audited financial statements for review, and for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

The Company does not own any property at the present time and has no agreements to acquire any property.

Our executive, administrative and operating offices are located at 168 Derwent Place, Las Vegas, NV 89144. This is also the office of our sole officer and director, Pooyan Bakhtiar. Mr. Pooyan Bakhtiar makes this space available to the company free of charge. There is no written agreement documenting this arrangement.

We have no policies with respect to investments in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. Our Common Stock trading on any public trading market or stock exchange. No assurance can be given that any market for our Common Stock will ever develop.

(b) Holders. As of March 31, 2010, there was 1 record holders of all of our issued and outstanding shares of Common Stock.

(c) Dividend Policy

We have not declared or paid any cash dividends on our Common Stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as the Board of Directors may consider.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section of the prospectus includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a development stage company and have not started operations or generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. Our auditor's opinion is based on our suffering initial losses, having no operations, and having a working capital deficiency. The opinion results from the fact that we have not generated any revenues and no revenues are anticipated until we complete the development of our business plan. Our only other source for cash at this time is investments by others in our company.

We have only one officer and director. He is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When theses controls are implemented, he will be responsible for the administration of the controls. Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the Securities and Exchange Commission which ultimately could cause our shareholders to lose their investment.

Plan of Operation

PB Properties, Inc. was incorporated on July 10, 2008.

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

The Issuer has no full time employees. The Issuer's two officers have agreed to allocate a portion of their time to the activities of the Issuer, without compensation. Management anticipates that the business plan of the Company can be implemented by each officer devoting approximately 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

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

Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

Results of Operations

From Inception on July 10, 2008 to Dec. 31, 2008.

Since inception, we sold 6,000,000 shares of common stock to our sole officer and director for services.

Liquidity and Capital Resources

We cannot guarantee that we will stay in business. If we are unable to successfully attract customers to our website, we may quickly use up the proceeds from our offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash.

If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

As of the date of this annual report, we have yet to generate any revenues from our business operations.

As of Dec. 31, 2008, our total assets were $0 and our total liabilities were $ 0. As of Dec. 31, 2008, we had cash of $0. Operations include but are not limited to filing reports with the Securities and Exchange Commission as well as the business activities contemplated by our business plan.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2008.

Off-Balance Sheet Arrangements

As of December 31, 2008, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the index to the Financial Statements below, beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.”

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of Dec. 31, 2008:

The name, address, age, and positions of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)
Pooyan Bakhtiar	33	President, Chief Executive Officer,
168 Derwent Place		Chief Financial Officer,
Las Vegas, Nevada 89144		Secretary and sole Director

Our sole director will serve until is successor is elected and qualified, or until the earlier of his death, resignation or removal from office. Our sole officer was elected by the board of directors for a one year term, and will serve until his successor is duly elected and qualified, or until the earlier of his death, resignation or removal from office. The board of directors has no nominating, auditing, or compensation committees.

Background of Our Sole Officer and Director

From Jan. 2007 to the Present Mr. Bakhtiar has been a Loan officer/Real Estate Lisensee in Los Angeles California and from 2000 to the present he has been a Real Estate Liscensee/Realtor in Las Vegas, NV. From 2000 to 2005, Mr. Bakhtiar was a personal banker at Citibank in Las Vegas. Mr. Bakhtiar received his associates degree from the College of Southern Nevada in 2003 in Accounting/Business management and has taken numerous additional classes in that area from the University of Nevada Las Vegas.

Compensation and Audit Committees

As we only have one board member and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our shareholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2008 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

At Dec. 31, 2008 Pooyan Bakhtiar is our sole officer and director. Mr. Bakhtiar does not receive any regular compensation for his services rendered on our behalf. Mr. Bakhtiar did not receive any compensation during the years ended December 31, 2008 and 2007. No officer or director is required to make any specific amount or percentage of his business time available to us.

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of Dec. 31, 2008 regarding the number of shares of common stock of PB Properties & Investments, Inc. beneficially owned, before and after giving effect to the sale of the shares of common stock offered, by our directors and named executive officers, our directors and named executive officers as a group, and persons owning 5% or more of PB Properties & Investments, Inc. stock.

Name and Address of Beneficial Owner(1)(2)	Number of Shares	Percent of Class

Pooyan Bakhtiar	6,000,000	100%
168 Derwent Place
Las Vegas, Nevada 89144

(1) All directors, named executive officers, and persons owning 5% our more of PB Properties & Investments, Inc. stock have sole voting and investment power with respect to the shares listed.

(2) No director, named executive officer, or persons owning 5% our more of PB Properties & Investments, Inc. stock has any rights to acquire any shares from options, warrants, rights, conversion privileges or similar obligations.

There are no arrangements currently in place which may result in a change of control of PB Properties & Investments, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

At Dec. 31, 2008, our Board of Directors consist solely of Pooyan Bakhtiar. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sam Kan & Associates is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Sam Kan & Associates for professional services rendered for the audit of our annual financial statements or services that are normally provided in connection with statutory and regulatory filings were $0 and $0 for the fiscal years ended December 31, 2008 and 2007, respectively.

Audit-Related Fees

There were no fees billed by Sam Kan & Associates for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2008 and 2007, respectively.

Tax Fees

The aggregate fees billed by Sam Kan & Associates for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2008 and 2007, respectively.

All Other Fees

There were no fees billed by Sam Kan & Associates for other products and services for the fiscal years ended December 31, 2008 and 2007, respectively.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•

Report of Independent Registered Public Accounting Firm (Sam Kan & Associates 2008)

•

Balance Sheets at December 31, 2008

•

Statements of Operations for the years ended December 31, 2008 and for the cumulative period from July 10, 2008 (Date of Inception) to December 31, 2008

•

Statements of Changes in Shareholders’ Deficiency for the period from July 10, 2008 (Date of Inception) to December 31, 2008

•

Statements of Cash Flows for the year ended December 31, 2008, and for the cumulative period from July 10, 2008 (Date of Inception) to December 31, 2008

•

Notes to Financial Statements

2. Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

*Included herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PB Properties & Investments, Inc.

Date: April 2, 2010

By: /s/ Carlos Espinosa
Carlos Espinosa, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

Date: April 2, 2010

By: /s/ Carlos Espinosa
Carlos Espinosa, President and Director
(Principal Executive Officer)

Date: April 2, 2010

By: /s/ Carlos Espinosa
Carlos Espinosa, Chief Financial Officer
(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

PB Properties & Investments, Inc.

(A Development Stage Company)

Las Vegas, Nevada

We have audited the accompanying balance sheets of PB Properties & Investments, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PB Properties & Investments, Inc. (A Development Stage Company) as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of PB Properties & Investments, Inc.’s internal control over financial reporting as of December 31, 2009 and 2008, and accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has suffered recurring losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note B to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sam Kan & Company

Sam Kan & Company,

March 16, 2010

Alameda, California

PB Properties & Investments, Inc.
(A Development Stage Enterprise)
Balance Sheets

	December 31
	2009	2008
ASSETS

Current assets
Cash	$-	$-
Cash - restricted	20,800	-
Total current assets	20,800	-

Goodwill, net	-	-

Total assets	$20,800	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$500	$-
Loan from shareholder	3,500	-
Total current liabilities	4,000	-

Stockholders' (Deficit) Equity
Common stock, $.001 par value; 75,000,000 shares authorized, 6,000,000 and 18,416,000 shares issued and outstanding at December 30, 2008 and 2009	18,416	6,000
Additional paid in capital	608,384	-
Deficit accumulated during the development stage	(610,000)	(6,000)
Total stockholders' (deficit) equity	16,800	-

Total liabilities and stockholders' (deficit) equity	$20,800	$-

See accompanying notes to financial statements

PB Properties & Investments, Inc.
(A Development Stage Enterprise)
Statement of Operations

	Year Ended December 31, 2009	For the period from July 10, 2008 (inception) to December 31, 2008	For the period from July 10, 2008 (inception) to December 31, 2009

Revenue	$-	$-	$-

Expenses
General and administrative	-	2,250	2,250
Professional fees	4,000	3,750	7,750
Impairment	600,000	-	600,000
Total expenses	604,000	6,000	610,000

Net loss	$(604,000)	$(6,000)	$(610,000)

Basic and diluted loss per common share	$(0.0524)	$(0.0010)

Weighted average shares outstanding	11,533,748	6,000,000

See accompanying notes to financial statements

PB Properties & Investments, Inc.
(A Development Stage Enterprise)
Statement of Changes in Stockholders' (Deficit) Equity

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, July 10, 2008 (Inception)	-	$-	$-	$-	$-
Common stock issued for cash	-	-	-	-	-
Common stock issued for services	6,000,000	6,000	-	-	6,000
Net loss, period ended December 31, 2008	-	-	-	(6,000)	(6,000)
Balance, December 31, 2008	6,000,000	6,000	-	(6,000)	-

Common stock issued for cash	416,000	416	20,384	-	20,800
Common stock issued for acquisition	12,000,000	12,000	48,000	-	60,000
Net loss, year ended December 31, 2009	-	-	-	(604,000)	(604,000)
Balance, December 31, 2009	18,416,000	$18,416	$68,384	$(610,000)	$(523,200)

See accompanying notes to financial statements

PB Properties & Investments, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows

	Year Ended December 31, 2009	For the period from July 10, 2008 (inception) to December 31, 2008	For the period from July 10, 2008 (inception) to December 31, 2009

Cash flows from operating activities
Net loss	$(604,000)	$(6,000)	$(610,000)
Adjustments to reconcile net income to net cash used by operating activities
Accounts payable	500	-	500
Net cash used in operating activities	(603,500)	(6,000)	(609,500)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Issuance of common stock	12,416	6,000	18,416
APIC	608,384
Loan from shareholder	3,500	-	3,500
Net cash provided by financing activities	624,300	6,000	21,916

Net change in cash	20,800	-	20,800

Cash at beginning of period	-	-	-

Cash at end of period	$20,800	$-	$20,800

Supplemental disclosure of non-cash investing and financing activities:
Issuance of shares of common stock for acquisition	$-	$6,000	$6,000

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

PB PROPERTIES & INVESTMENTS, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE INCEPTION PERIOD OF JULY 10, 2008

TO DECEMBER 31, 2009

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

Organization, Nature of Business and Trade Name

PB Properties & Investments, Inc. (the Company) was incorporated in the State of Nevada on July 10, 2008. PB Properties & Investments, Inc. is a development stage company with the principal business objective of seeking a merger or acquisition. The Company has been in the developmental stage since inception and has no operating history other than organizational matters.

In May 2009 the Company acquired Hope Loan Modification, LLC by issuing 12,000,000 shares of common stock to Hope Loan Modification, LLC’s sole owner, Carlos Espinosa.

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

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

Estimated
Useful Lives
Office Equipment	5-10 years
Copier	5 - 7 years
Vehicles	5-10 years

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

PB PROPERTIES & INVESTMENTS, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE INCEPTION PERIOD OF JULY 10, 2008

TO DECEMBER 31, 2009

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Restricted cash

The Company is offering on a best-efforts basis a minimum of 400,000 and a maximum of 2,000,000 shares of its common stock at a price of $0.05 per share. The proceeds from the sale of the shares in this offering will be payable to Harold Gewerter, Esq. - Trust Account fbo PB Properties, Inc. All subscription funds will be held in a non-interest or minimum interest bearing Trust Account pending the achievement of the Minimum Offering and no funds shall be released to the Company until such a time as the minimum proceeds are raised. If the minimum offering is not achieved within 180 days of the date of this prospectus, all subscription funds will be returned to investors promptly without interest or deduction of fees. The Company shall have the right, in its sole discretion, to extend the initial offering period an additional 180 days. Neither the Company nor any subscriber shall receive interest no matter how long subscriber funds might be held.

The offering may terminate on the earlier of: (i) the date when the sale of all 2,000,000 shares is completed, (ii) anytime after the minimum offering of 400,000 shares of common stock is achieved, or (ii) 180 days from the effective date of this document, or any extension thereto.

The Company has sold a total of 416,000 shares of common stock under this pursuant as of December 31, 2009 and the resulted proceed of $20,800 held as restrictive cash.

The Company is conducting a "Blank Check" offering subject to Rule 419 of Regulation C as promulgated by the U.S. Securities and Exchange Commission (the "S.E.C.") under the Securities Act of 1933, as amended (the "Securities Act").The net offering proceeds, after deduction for offering expenses and sales commissions, and the securities to be issued to investors must be deposited in an escrow account (the "Deposited Funds" and "Deposited Securities," respectively). While held in the escrow account, the deposited securities may not be traded or transferred. Except for an amount up to 10% of the deposited funds otherwise releasable under Rule 419, the deposited funds and the deposited securities may not be released until an acquisition meeting certain specified criteria has been consummated and a sufficient number of investors reconfirm their investment in accordance with the procedures set forth in Rule 419. Pursuant to these procedures, a new prospectus, which describes an acquisition candidate and its business and includes audited financial statements, will be delivered to all investors. The Company must return the pro rata portion of the deposited funds to any investor who does not elect to remain an investor. Unless a sufficient number of investors elect to remain investors, all investors will be entitled to the return of a pro rata portion of the deposited funds (plus interest) and none of the deposited securities will be issued to investors. In the event an acquisition is not consummated within 18 months of the effective date of this prospectus, the deposited funds will be returned on a pro rata basis to all investors.

Until 90 days after the date funds and securities are released from the escrow or trust account pursuant to Rule 419, all dealers effecting transactions in the registered securities, whether or not participating in this distribution, may be required to deliver a prospectus.

Revenue and Cost Recognition

The Company has been in the developmental stage since inception and has no operations to date. The Company currently does not have a means for generating revenue. Revenue and Cost Recognition procedures will be implemented based on the type of properties required and sale contract specifications.

Cost of Goods Sold

Since the Company is still in its development stage, formal applications of certain procedures have not been implemented. Generally, job costs include purchase price of properties as well as all direct materials, and labor costs and those indirect costs related to development and maintenance of the property prior to sale. Selling, general and administrative costs are charged to expense as incurred.

Advertising

Advertising expenses related to specific jobs are allocated and classified as costs of goods sold. Advertising expenses not related to specific jobs are recorded as general and administrative expenses. There was no advertising expense for the years ended December 31, 2009 and 2008.

PB PROPERTIES & INVESTMENTS, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE INCEPTION PERIOD OF JULY 10, 2008

TO DECEMBER 31, 2009

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Capital Stock

The Company has authorized Seventy Five Million (75,000,000) shares of common stock with a par value of $0.001. Currently, 18,416,000 shares of common stock have been issued.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued FAS 1 65, “Subsequent Events”. This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 1 65 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 1 66 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 1 67 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

PB PROPERTIES & INVESTMENTS, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE INCEPTION PERIOD OF JULY 10, 2008

TO DECEMBER 31, 2009

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

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

NOTE C – NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” There are no potentially dilutive securities or derivative instruments outstanding as of December 31, 2009 or 2008.

NOTE D – INCOME TAXES

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

At December 31, 2009, the Company had accumulated deficits during the development stage of $610,000 to offset future taxable income. The Company has established a valuation allowance equal to the full amount of the deferred tax assets approximating $17,500 due to the uncertainty of the utilization of the operating losses in future periods.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” at inception. As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

PB PROPERTIES & INVESTMENTS, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE INCEPTION PERIOD OF JULY 10, 2008

TO DECEMBER 31, 2009

NOTE E – RELATED PARTY TRANSACTIONS

The Company issued Six Million Shares of stock to the initial President of the company for cash. This stock was issued to the President at the stated par value of $6,000.

The major shareholder advanced $3,500 to the Company for legal and professional fee for the year ended December 31, 2009. This non-interest bearing advance is due on demand and the balance was $3,500 at December 31, 2009.

NOTE F – ACQUISITIONS AND INVESTMENTS

On May 7, 2009, the Company entered into a Stock Sale and Purchase Agreement with Hope Loan Modification, LLC. ("HLM") pursuant to which the Company acquired HLM with 12,000,000 shares of common stocks for consideration 100% of the membership interests of HLM representing 100% of the issued and outstanding membership interests of HLM. The equivalent value of $600,000 consisted of goodwill in comparing carrying value and fair market value of HLM.

The acquisition has been accounted for as a purchase in accordance with Statement of Financial Accounting Standard No. 141, "Business Combinations". HLM did not have any asset or liability at the time of the acquisition thus the entire $600,000 was allocated to goodwill.

Goodwill is subject to an annual impairment test. The Company has conducted an annual impairment test on the goodwill and concluded that there will be no foreseeable benefit generated from HLM. Due to this reason, the Company has decided to write off the entire $600,000 in goodwill as of December 31, 2009.