Form 10-K
period 2009-12-31
PB PROPERTIES, INC.
filed 2010-04-06
CIK 1448569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission file number: 333-155049

PB Properties & Investments, Inc.

(Exact Name of Issuer as Specified in its Charter)

Nevada	26-3568952
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11248 Vintners Lane

Las Vegas, NV 89138

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

Indicate by check mark if the Issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes      . No  X ..

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

For the year ended December 31, 2009, the issuer had no revenues.

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

Employees

At December 31, 2009, the Company had 1 full time employee. None of its employees were represented by a collective bargaining arrangement.

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

ITEM 1A. RISK FACTORS.

PB Properties, Inc.’s operations depend solely on the efforts of Carlos Espinosa, the sole officer and director of the Company. Mr. Espinosa has no experience related to public company management, nor as a principal accounting officer. Because of this, we may be unable to offer and sell the shares in this offering, develop our business or manage our public reporting requirements. The Company cannot guarantee that it will be able overcome any such obstacles.

Carlos Espinosa is involved in other employment opportunities and may periodically face a conflict in selecting between PB Properties, Inc. and other personal and professional interests. The Company has not formulated a policy for the resolution of such conflicts should they occur. If the Company loses Carlos Espinosa to other pursuits without a sufficient warning, we may, consequently, go out of business.

RULE 419 GENERALLY. Rule 419 generally requires that the securities to be issued and the funds received in a blank check offering be deposited and held in an escrow account until an acquisition meeting specified criteria is completed. Before the acquisition can be completed and before the funds and securities can be released, the issuer in a blank check offering is required to update its registration statement with a post-effective amendment. After the effective date of any such post-effective amendment, the Company isrequired to furnish investors with the prospectus produced thereby containing information, including audited financial statements, regarding the proposed acquisition candidate and its business. Investors must be given no fewer than 20 and no more than 45 business days from the effective date of the post-effective amendment to decide to remain investors or require the return of their investment funds. Any investor not making a decision within said period is automatically to receive a return of his investment funds.

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

Our executive, administrative and operating offices are located at 168 Derwent Place, Las Vegas, NV 89144. This is also the office of our sole officer and director, Carlos Espinosa. Carlos Espinosa makes this space available to the company free of charge. There is no written agreement documenting this arrangement.

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

(b) Holders. As of March 31, 2010, there was 2 record holders of all of our issued and outstanding shares of Common Stock.

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

Results of Operations

From Inception on July 10, 2008 to Dec. 31, 2009.

Since inception, we sold 6,000,000 shares of common stock to our sole officer and director for services and 12,000,000 shares of common stock were issued in the acquisition of Hope Loan Modification.

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

As of Dec. 31, 2009, our total assets were $20,800 and our total liabilities were $ 0. As of Dec. 31, 2009, we had cash of $0. Operations include but are not limited to filing reports with the Securities and Exchange Commission as well as the business activities contemplated by our business plan.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2009.

Off-Balance Sheet Arrangements

As of December 31, 2009, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of Dec. 31, 2009:

The name, address, age, and positions of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)
Carlos Espinosa	33	President, Chief Executive Officer,
11248 Vintners Lane		Chief Financial Officer,
Las Vegas, Nevada 89138		Secretary and sole Director

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

Background of Our Sole Officer and Director

Since March of 2004, Mr. Espinosa has run Plush Properties, LLC doing commercial real estate investment. From October of 2002 to April of 2004, Mr. Espinosa was employed at Delta Realty & Investments doing land investments, researching parcels of land both commercial and residential and preparing offer and acceptance agreements. Prior to 2002, Mr. Espinosa worked as a commercial real estate sales associate and in landscape development. Mr. Espinosa graduated from the Southern Nevada School of Real Estate in December of 2001. Mr. Espinosa is also bilingual being fluent in reading, speaking and writing both English and Spanish.

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

ITEM 11. EXECUTIVE COMPENSATION.

At Dec. 31, 2009 Carlos Espinosa is our sole officer and director. Mr. Espinosa does not receive any regular compensation for his services rendered on our behalf. Mr. Espinosa did not receive any compensation during the years ended December 31, 2009 and 2008. No officer or director is required to make any specific amount or percentage of his business time available to us.

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of Dec. 31, 2009 regarding the number of shares of common stock of PB Properties & Investments, Inc. beneficially owned, before and after giving effect to the sale of the shares of common stock offered, by our directors and named executive officers, our directors and named executive officers as a group, and persons owning 5% or more of PB Properties & Investments, Inc. stock.

Name and Address of Beneficial Owner(1)(2)	Number of Shares	Percent of Class

Pooyan Bakhtiar	6,000,000	33.33%
168 Derwent Place
Las Vegas, Nevada 89144

Carlos Espinosa	12,000,000	66.6%
11248 Vintners Lane
Las Vegas, Nevada 89138

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

At Dec. 31, 2009, our Board of Directors consist solely of Carlos Espinosa. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sam Kan & Associates is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Sam Kan & Associates for professional services rendered for the audit of our annual financial statements or services that are normally provided in connection with statutory and regulatory filings were $3,000 and $0 for the fiscal years ended December 31, 2009 and 2008, respectively.

Audit-Related Fees

There were no fees billed by Sam Kan & Associates for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2009 and 2008, respectively.

Tax Fees

The aggregate fees billed by Sam Kan & Associates for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2009 and 2008, respectively.

All Other Fees

There were no fees billed by Sam Kan & Associates for other products and services for the fiscal years ended December 31, 2009 and 2008, respectively.

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

•

Report of Independent Registered Public Accounting Firm (Sam Kan & Associates 2009 and 2008)

•

Balance Sheets at December 31, 2009 and 2008

•

Statements of Operations for the years ended December 31, 2008 and 2009 and for the cumulative period from July 10, 2008 (Date of Inception) to December 31, 2009

•

Statements of Changes in Shareholders’ Deficiency for the period from July 10, 2008 (Date of Inception) to December 31, 2009

•

Statements of Cash Flows for the year ended December 31, 2009, and for the cumulative period from July 10, 2008 (Date of Inception) to December 31, 2009

•

Notes to Financial Statements

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