Form 10-K/A
period 2008-12-31
PB PROPERTIES, INC.
filed 2010-05-13
CIK 1448569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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
Table of Contents

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is not effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.”

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

Date: May 7, 2010

By: /s/ Carlos Espinosa
Carlos Espinosa, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

Date: May 7, 2010

By: /s/ Carlos Espinosa
Carlos Espinosa, President and Director
(Principal Executive Officer)

Date: May 7, 2010

By: /s/ Carlos Espinosa
Carlos Espinosa, Chief Financial Officer
(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

PB Properties & Investments, Inc.

(A Development Stage Company)

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of PB Properties & Investments, Inc. and its subsidiary, Hope Loan Modification, LLC. (collectively the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects,  the financial position of the Company (A Development Stage Company) as of December 31, 2009 and 2008, and the results of their  operations and their cash flows for the years then ended in conformity  with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 and 2008, and accordingly, we do not express an opinion thereon.

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

/s/ Sam Kan & Company

Sam Kan & Company,

May 10, 2010

Alameda, California

PB Properties & Investments, Inc.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	December 31
	2009	2008
ASSETS

Current assets
Cash	$-	$1,350
Cash - restricted	20,800	-
Total current assets	20,800	1,350

Goodwill, net	-	-

Total assets	$20,800	$1,350

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$500	$-
Loan from shareholder	3,500	-
Total current liabilities	4,000	-

Stockholders' (Deficit) Equity
Common stock, $.001 par value; 75,000,000 shares authorized, 6,000,000 and 18,416,000 shares issued and outstanding at December 30, 2008 and 2009	18,416	18,000
Additional paid in capital	608,384	588,000
Deficit accumulated during the development stage	(610,000)	(604,650)
Total stockholders' (deficit) equity	16,800	1,350

Total liabilities and stockholders' (deficit) equity	$20,800	$1,350

See accompanying notes to financial statements

PB Properties & Investments, Inc.
(A Development Stage Enterprise)
Consolidated Statement of Operations

	Year Ended December 31, 2009	For the period from July 10, 2008 (inception) to December 31, 2008	For the period from July 10, 2008 (inception) to December 31, 2009

Revenue	$-	$5,095	$5,095

Expenses
General and administrative	1,350	11,459	12,809
Professional fees	4,000	-	4,000
Impairment	-	598,286	598,286
Total expenses	5,350	609,745	615,095

Net loss	$(5,350)	$(604,650)	$(610,000)

Basic and diluted loss per common share	$(0.0003)	$(0.0336)	$(0.0339)

Weighted average shares outstanding	18,222,637	18,000,000	36,222,637

See accompanying notes to financial statements

PB Properties & Investments, Inc.
(A Development Stage Enterprise)
Consolidated Statement of Changes in Stockholders' (Deficit) Equity

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, July 10, 2008 (Inception)	-	$-	$-	$-	$-
Common stock issued for cash					-
Common stock issued for services	6,000,000	6,000			6,000
Common stock issued for acquisition	12,000,000	12,000	588,000		600,000
Net loss, period ended December 31, 2008				(604,650)	(604,650)
Balance, December 31, 2008	18,000,000	18,000	588,000	(604,650)	1,350
					-
Common stock issued for cash	416,000	416	20,384		20,800
Net loss, year ended December 31, 2009				(5,350)	(5,350)
Balance, December 31, 2009	18,416,000	$18,416	$608,384	$(610,000)	$16,800

See accompanying notes to financial statements

PB Properties & Investments, Inc.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

	Year Ended December 31, 2009	For the period from July 10, 2008 (inception) to December 31, 2008	For the period from July 10, 2008 (inception) to December 31, 2009

Cash flows from operating activities
Net loss	$(5,350)	$(604,650)	$(610,000)
Adjustments to reconcile net income to net cash used by operating activities
Accounts payable	500	-	500
Net cash used in operating activities	(4,850)	(604,650)	(609,500)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Issuance of common stock	416	18,000	18,416
APIC	20,384	588,000	608,384
Loan from shareholder	3,500	-	3,500
Net cash provided by financing activities	24,300	606,000	630,300

Net change in cash	19,450	1,350	20,800

Cash at beginning of period	1,350	-	1,350

Cash at end of period	$20,800	$1,350	$22,150

Supplemental disclosure of non-cash investing and financing activities:
Issuance of shares of common stock for acquisition	$-	$18,000	$18,000

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

PB PROPERTIES & INVESTMENTS, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE INCEPTION PERIOD OF JULY 10, 2008

TO DECEMBER 31, 2009

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of PB Properties & Investments, Inc. (A Development Stage Company) (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with ASC 915, “Development Stage Entities”, formerly known as SFAS 7, “ Accounting and Reporting by Development State Enterprises.”

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

On May 7, 2009, the Company underwent a reverse-merger with HLM which is formed in Delaware on October 24, 2008. On May 7, 2009, the Company had zero balance in their equity account. In connection with the reverse merger, the Company issued 12,000,000 shares of common stock to the sole member of HLM at a price of $0.05 per share. For financial reporting purposes, these transactions are classified as recapitalization of the Company and the historical financial statements of HLM. The accompanying consolidated financial statements were adjusted to reflect the effects of the recapitalization, at December 31, 2009 as well as retroactively at December 31, 2008 as if these transactions occurred on October 24, 2008 in wake of the reverse-merger presentation.

HLM was formed in the state of Delaware on Oct. 24, 2008 under the same name. HLM is a development stage company and has as a principal business objective of assisting clients in modifying home loans. HLM was funded and began operations on Oct. 24, 2008.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and it subsidiaries. All intercompany accounts and transactions have been eliminated.

Reclassification

Certain reclassifications that have no effect on net income (loss) have been made in the prior period financial statements to conform to the current presentation.

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

Revenue Recognition

The Company has been in the developmental stage since inception and has had minimal operations to date. The Company generated revenue amounted to $5,095 in 2008. The Company did not have any revenue in 2009.

PB PROPERTIES & INVESTMENTS, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE INCEPTION PERIOD OF JULY 10, 2008

TO DECEMBER 31, 2009

The Company recognizes revenues when services are rendered to the customer and according to the terms of the contract. Revenue and Cost Recognition procedures will be implemented based on the type of company acquired by in a merger or acquisition.

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

Recently Issued Accounting Pronouncements

On July 1, 2009, Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) became the sole source of authoritative Generally Accepted Accounting Principles (“GAAP”) literature recognized by the Financial Accounting Standards Board for financial statements issued for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the Security Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Except for applicable SEC rules and regulations and a limited number of grandfathered standards, all other sources of GAAP for nongovernmental entities were superseded by the issuance of ASC. ASC did not change GAAP, but rather combined the sources of GAAP and the framework for selecting among those sources into a single source. Accordingly, the adoption of ASC had no impact on the financial results of the Company.

In May 2008, FASB issued Financial Accounting Standards No. 163,  “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.”  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies.

This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

PB PROPERTIES & INVESTMENTS, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE INCEPTION PERIOD OF JULY 10, 2008

TO DECEMBER 31, 2009

In May 2008, FASB issued Financial Accounting Standards No. 162 , “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411,  The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles .. This pronouncement has no effect on this Company’s financial reporting at this time.

In March of 2008 the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “ Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 , “ Accounting for Derivatives and Hedging Activities ..” SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In December, 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 applies to “for-profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary. The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent. The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the face of the consolidated statement of income. When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value. Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment. The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008. It cannot be adopted earlier but, once adopted, is to be applied retroactively. This pronouncement has no effect on this Company’s financial reporting at this time.

In December 2007, the FASB issued SFAS No.141 (revised 2007), “ Business Combinations ” (“SFAS 141(R)”) and SFAS No. 160, “ Non-controlling Interests in Consolidated Financial Statements ” (“SFAS 160”). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements.

The provisions of SFAS 141 (R) and SFAS 160 are effective for the fiscal year beginning April 1, 2009. The adoption of SFAS 141(R) and SFAS 160 has not impacted the Company’s financial statements.

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

Net deferred tax assets consist of the following components from Inception on July 10, 2008 to December 31, 2009:

2009
Deferred tax assets NOL Carryover	$207,400
Valuations Allowance	(207,400)
Net Deferred Tax Asset	$0

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the periods ended December 31, 2009 due to the following:

On December 31, 2009, the Company had an operating loss carry forward of $207,400 that can be used as an offset against future taxable income. No tax benefit has been reported in the December 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in the future.

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

NOTE F – ACQUISITIONS AND INVESTMENTS

On May 7, 2009, the Company underwent a reverse-merger with HLM which is formed in Delaware on October 24, 2008. On May 7, 2009, the Company had zero balance in their equity account. In connection with the reverse merger, the Company issued 12,000,000 shares of common stock to the sole member of HLM at a price of $0.05 per share. For financial reporting purposes, these transactions are classified as recapitalization of the Company and the historical financial statements of HLM. The accompanying consolidated financial statements were adjusted to reflect the effects of the recapitalization, at December 31, 2009 as well as retroactively at December 31, 2008 as if these transactions occurred on October 24, 2008 in wake of the reverse-merger presentation.

The acquisition has been accounted for as a purchase in accordance with ASC 805 (previously known as Statement of Financial Accounting Standard No. 141, "Business Combinations"). HLM did not have any asset or liability at the time of the acquisition thus the entire $598,286 was allocated to goodwill. The goodwill was calculated as follow:

PB PROPERTIES & INVESTMENTS, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE INCEPTION PERIOD OF JULY 10, 2008

TO DECEMBER 31, 2009

Common stock value	$600,000
HLM loss from 2008	(364)
HLM loss from 2009	(1,350)
Goodwill total	$598,286

Goodwill is subject to an annual impairment test. The Company has conducted an annual impairment test on the goodwill and concluded that there will be no foreseeable benefit generated from HLM. Due to this reason, the Company has decided to write off the entire $598,286 in goodwill. This impairment was retroactively deducted as it has been presented in the income statement as of December 31, 2008.