Form 10-Q
period 2010-03-31
PB PROPERTIES, INC.
filed 2010-08-04
CIK 1448569

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X .	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

.	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 333-149294

PB PROPERTIES & INVESTMENTS, INC.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	26-3568952
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

11248 Vintners Lane	89138
Las Vegas, Nevada
(Address of principal executive offices)	(Zip Code)

Registrant's Phone: (702) 683-3334

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  .   No       .

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

Yes   X  .  No       .

As of March 31, 2010, the issuer had 18,416,000 shares of common stock issued and outstanding.

ITEM 1 FINANCIAL STATEMENTS

Financial Statements for 3 month period ended March 31, 2010 have been prepared by the Management Group of PB Properties & Investments, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

PB Properties & Investments, Inc.

Las Vegas, NV 89135

We have reviewed the accompanying balance sheets of PB Properties & Investments, Inc. as of March 31, 2010 and December 31, 2009, and the related statements of operation, stockholders' equity, and cash flows for the three-month periods ended March 31, 2010 and 2009.  These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to those matters are also described in Note B to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sam Kan & Company

___________________________

Sam Kan & Company,

August 2, 2010

Alameda, California

PB Properties & Investments, Inc.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	March 31,		December 31,
	2010	2009	2009	2008

ASSETS

Current assets
Cash	$-	$-	$-	$1,350
Cash - restricted	20,800	20,800	20,800	-
Total current assets	20,800	20,800	20,800	1,350

Goodwill, net	-	-	-	-

Total assets	$20,800	$20,800	$20,800	$1,350

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$500	$500	$500	$-
Loan from shareholder	6,500	3,500	3,500	-
Total current liabilities	7,000	4,000	4,000	-

Stockholders' (Deficit) Equity
Common stock, $.001 par value; 75,000,000 shares authorized, 18,416,000 and 18,416,000 shares issued and outstanding at March 31, 2010 and March 31, 2009	18,416	18,416	18,416	18,000
Additional paid in capital	608,384	608,384	608,384	588,000
Deficit accumulated during the development stage	(613,000)	(610,000)	(610,000)	(604,650)
Total stockholders' (deficit) equity	13,800	16,800	16,800	1,350

Total liabilities and stockholders' (deficit) equity	$20,800	$20,800	$20,800	$1,350

See accompanying notes to financial statements

PB Properties & Investments, Inc.
(A Development Stage Enterprise)
Consolidated Statement of Operations

	For the Quarter Ended March 31, 2010	For the Quarter Ended March 31, 2009	For the period from July 10, 2008 (inception) to March 31, 2010

Revenue	$-	$-	$5,095

Expenses
General and administrative	-	1,350	12,809
Professional fees	3,000	4,000	7,000
Impairment	-	-	598,286
Total expenses	3,000	5,350	618,095

Net loss	$(3,000)	$(5,350)	$(613,000)

Basic and diluted loss per common share	$(0.0002)	$(0.0003)

Weighted average shares outstanding	18,250,260	18,021,977

See accompanying notes to financial statements

PB Properties & Investments, Inc.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

	For the Quarter Ended March 31, 2010	For the Quarter Ended March 31, 2009	For the period from July 10, 2008 (inception) to March 31, 2010

Cash flows from operating activities
Net loss	$(3,000)	$(5,350)	$(613,000)
Adjustments to reconcile net income to net cash used by operating activities
Accounts payable	-	500	-
Net cash used in operating activities	(3,000)	(4,850)	(613,000)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Issuance of common stock	-	416	18,416
APIC	-	20,384	608,384
Loan from shareholder	3,000	3,500	5,650
Net cash provided by financing activities	3,000	24,300	632,450

Net change in cash	-	19,450	19,450

Cash at beginning of period	20,800	1,350	1,350

Cash at end of period	$20,800	$20,800	$20,800

Supplemental disclosure of non-cash investing and financing activities:
Issuance of shares of common stock for acquisition	$-	$416	$18,416

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

PB PROPERTIES & INVESTMENTS, INC. (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE INCEPTION PERIOD OF JULY 10, 2008

TO MARCH 31, 2010

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of PB Properties & Investments, Inc. (A Development Stage Company) (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with ASC 915, “Development Stage Entities”, formerly known as SFAS 7, “Accounting and Reporting by Development State Enterprises.”

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

PB PROPERTIES & INVESTMENTS, INC. (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE INCEPTION PERIOD OF JULY 10, 2008

TO MARCH 31, 2010

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

Restricted cash

The Company offered on a best-efforts basis a minimum of 400,000 and a maximum of 2,000,000 shares of its common stock at a price of $0.05 per share. The proceeds from the sale of the shares in this offering were payable to Harold Gewerter, Esq. - Trust Account fbo PB Properties, Inc.  All subscription funds are held in a non-interest or minimum interest bearing Trust Account.

The Company has sold a total of 416,000 shares of common stock under this pursuant as of March 31, 2010 and the resulted proceed of $20,800 held as restrictive cash.

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

Revenue Recognition

The Company has been in the developmental stage since inception and has had minimal operations to date. The Company generated revenue amounted to $5,095 in 2008. The Company did not have any revenue in 2009 nor the first quarter of 2010.

The Company recognizes revenues when services are rendered to the customer and according to the terms of the contract. Revenue and Cost Recognition procedures will be implemented based on the type of company acquired by in a merger or acquisition.

PB PROPERTIES & INVESTMENTS, INC. (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE INCEPTION PERIOD OF JULY 10, 2008

TO MARCH 31, 2010

Advertising

Advertising expenses related to specific jobs are allocated and classified as costs of goods sold. Advertising expenses not related to specific jobs are recorded as general and administrative expenses. There was no advertising expense for the periods ended March 31, 2009 and 2010.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE INCEPTION PERIOD OF JULY 10, 2008

TO MARCH 31, 2010

In May 2008, FASB issued Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. This pronouncement has no effect on this Company’s financial reporting at this time.

In March of 2008 the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

In December 2007, the FASB issued SFAS No.141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE INCEPTION PERIOD OF JULY 10, 2008

TO MARCH 31, 2010

NOTE C – NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” There are no potentially dilutive securities or derivative instruments outstanding as of March 31, 2010 or 2009.

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

Net deferred tax assets consist of the following components from Inception on July 10, 2008 to March 31, 2010:

2010
Deferred tax assets NOL carryover	$208,420
Valuations Allowance	(208,420)
Net Deferred Tax Asset	$0

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the periods ended March 31, 2010 due to the following:

On March 31, 2010, the Company had an operating loss carry forward of $208,420 that can be used as an offset against future taxable income. No tax benefit has been reported in the March 31, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The major shareholder advanced $3,000 to the Company for legal and professional fee during the quarter ended March 31, 2010. This non-interest bearing advance is due on demand and the balance was $6,500 at March 31, 2010.

PB PROPERTIES & INVESTMENTS, INC. (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE INCEPTION PERIOD OF JULY 10, 2008

TO MARCH 31, 2010

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

GENERAL DESCRIPTION OF BUSINESS

PB Properties, Inc. (the "Company"), was incorporated on July 10, 2008  under the laws of the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.  The Company has recently acquired Hope Loan Modification.

HOPE LOAN MODIFICATION

Hope Loan Modification, LLC is a group of legal and loan modification specialists dedicated to assisting the homeowner with mortgage delinquencies and potential foreclosures.   The company will evaluate, analyze and complete the research of any aspects of the situation that the company feels is necessary. Upon completion of the research and analysis phase, the company will offer the client our opinion as to what we feel would be an appropriate outcome and/or resolution to an individual case.   The fee for our home saver program is $2,500.00 or 3 payments of $985.00 for a total of $2,955.00.   You may visit our website at www.HopeLoanMod.com.

These are troubled times for many homeowners with few apparent options available.  The lenders don’t seem to care that homeowners need their assistance and shockingly would rather take the homes back rather than helping owners to keep them.  The lenders are not moving fast enough for homeowners to avoid losing their homes or ruining their credit.  In most cases, when a homeowner contacts their lender directly, the homeowner has no idea what options are available to them and are frustrated in their attempts to reach a person who can help.  We evaluate each individual case and present you with realistic options that help individuals stay in their homes.

Once we have completed the Research and Analysis, we work to restructure a loan.   There are:   No appraisals/no equity required, No credit check/no FICO score requirements, No refinancing and just a one time flat fee for services.

It has become impossible to refinance and just as disappointing to try and sell as many people have very little, or no equity.  With the mortgage crisis getting worse every day, many families are facing incredibly high mortgage payments. With lending guidelines tightening up and property values dropping, the traditional options are drying up.   Our goal is to improve the Homeowners situation and give them a fresh start.   We are not investors, real estate agents, or mortgage brokers.  Few people outside of the banking world have specialized knowledge or the technical expertise to work with your current lender to restructure a loan.

The truth is that the lenders/servicing companies don’t want another home to add to their growing inventory.  It is the company’s job to those the lender that it is better for them to keep the homeowner in the property than to take it back. Many companies are encouraging homeowners to sell their property in short sales.   In most cases this turns out to not be in the best interest of the homeowners.  The homeowner will have the negative consequences of a foreclosure or short sale following them for year to come which hurts both the individual homeowner and the community.

The management of the company are specialists in working with lenders to restructure a homeowners current loan by providing them with a unique and professional plan that both the homeowner and the lender can accept.   The company operates with the understanding that homeowners have a serious problem and only a short time to overcome the real possibility of losing their property.   The company is comprised of a group of experienced financial professionals who understand that federal rules and lender foreclosure policies often conflict.   Few people outside the banking world have the knowledge to work with a homeowners current lender to restructure their loan.   We believe that bankruptcy is always the absolute last resort.

Generally, forbearance plans take only two weeks.  If a government guaranteed loan is involved(FHA for instance), they can take longer to work out, as most government loans tend to.   Most lenders will take only a few weeks to approve a loan modification program once they have received a complete package.  Many lenders will postpone the sale of property if they have received a complete modification package at least two to three weeks before the sale date.

Rate Reduction Program

Many homeowners with the 2/28 and 80%/20% purchase loans are having a pay rate adjustment of 28% to 44% and many homeowners cannot handle the new payments and will not qualify for a new loan.   Their one chance to keep their home is through a pay rate reduction which is not simple to get approved.  The company has had success with loan modifications.

We construct a financial plan that considers your current income, and then we make recommendations to improve your budget and cash flow so your income exceeds your total monthly expenses each month.

Principal Balance Reduction Program

The Company has had many cases where the mortgage balance is higher than the principal balance which causes the mortgage to be in a negative situation.   Our attorney can force the lenders to do a principal balance reduction by writing off a large amount of the loan to modify the mortgage to meet your needs.

Generally, forbearance plans take only two weeks.  If a government guaranteed loan is involved(FHA for instance), they can take longer to work out, as most government loans tend to.   Most lenders will take only a few weeks to approve a loan modification program once they have received a complete package.  Many lenders will postpone the sale of property if they have received a complete modification package at least two to three weeks before the sale date.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Hope Loan Modification, LLC is a group of legal and loan modification specialists dedicated to assisting the homeowner with mortgage delinquencies and potential foreclosures.   The company will evaluate, analyze and complete the research of any aspects of the situation that the company feels is necessary. Upon completion of the research and analysis phase, the company will offer the client our opinion as to what we feel would be an appropriate outcome and/or resolution to an individual case.   The fee for our home saver program is $2,500.00 or 3 payments of $985.00 for a total of $2,955.00. You may visit our website at www.HopeLoanMod.com.

These are troubled times for many homeowners with few apparent options available.  The lenders don’t seem to care that homeowners need their assistance and shockingly would rather take the homes back rather than helping owners to keep them.  The lenders are not moving fast enough for homeowners to avoid losing their homes or ruining their credit.  In most cases, when a homeowner contacts their lender directly, the homeowner has no idea what options are available to them and are frustrated in their attempts to reach a person who can help.  We evaluate each individual case and present you with realistic options that help individuals stay in their homes.

Once we have completed the Research and Analysis, we work to restructure a loan. There are: No appraisals/no equity required, No credit check/no FICO score requirements, No refinancing and just a one time flat fee for services.

It has become impossible to refinance and just as disappointing to try and sell as many people have very little, or no equity.  With the mortgage crisis getting worse every day, many families are facing incredibly high mortgage payments. With lending guidelines tightening up and property values dropping, the traditional options are drying up.   Our goal is to improve the Homeowners situation and give them a fresh start.   We are not investors, real estate agents, or mortgage brokers.  Few people outside of the banking world have specialized knowledge or the technical expertise to work with your current lender to restructure a loan.

The truth is that the lenders/servicing companies don’t want another home to add to their growing inventory.  It is the company’s job to those the lender that it is better for them to keep the homeowner in the property than to take it back. Many companies are encouraging homeowners to sell their property in short sales.   In most cases this turns out to not be in the best interest of the homeowners.  The homeowner will have the negative consequences of a foreclosure or short sale following them for year to come which hurts both the individual homeowner and the community.

The management of the company are specialists in working with lenders to restructure a homeowners current loan by providing them with a unique and professional plan that both the homeowner and the lender can accept.   The company operates with the understanding that homeowners have a serious problem and only a short time to overcome the real possibility of losing their property.   The company is comprised of a group of experienced financial professionals who understand that federal rules and lender foreclosure policies often conflict.   Few people outside the banking world have the knowledge to work with a homeowners current lender to restructure their loan.   We believe that bankruptcy is always the absolute last resort.

Generally, forbearance plans take only two weeks.  If a government guaranteed loan is involved(FHA for instance), they can take longer to work out, as most government loans tend to.   Most lenders will take only a few weeks to approve a loan modification program once they have received a complete package.  Many lenders will postpone the sale of property if they have received a complete modification package at least two to three weeks before the sale date.

Rate Reduction Program

Many homeowners with the 2/28 and 80%/20% purchase loans are having a pay rate adjustment of 28% to 44% and many homeowners cannot handle the new payments and will not qualify for a new loan.   Their one chance to keep their home is through a pay rate reduction which is not simple to get approved.  The company has had success with loan modifications.

We construct a financial plan that considers your current income, and then we make recommendations to improve your budget and cash flow so your income exceeds your total monthly expenses each month.

Principal Balance Reduction Program

The Company has had many cases where the mortgage balance is higher than the principal balance which causes the mortgage to be in a negative situation.   Our attorney can force the lenders to do a principal balance reduction by writing off a large amount of the loan to modify the mortgage to meet your needs.

Generally, forbearance plans take only two weeks. If a government guaranteed loan is involved(FHA for instance), they can take longer to work out, as most government loans tend to. Most lenders will take only a few weeks to approve a loan modification program once they have received a complete package. Many lenders will postpone the sale of property if they have received a complete modification package at least two to three weeks before the sale date.

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

Results of Operations

From Inception on July 10, 2008 to Mar. 31, 2010.

Since inception, we sold 6,000,000 shares of common stock to our sole officer and director for services.

Liquidity and Capital Resources

As of the date of this annual report, we have yet to generate any revenues from our business operations.

As of Mar. 31, 2010, our total assets were $20,800 and our total liabilities were $ 7,000. As of March 31, 2010, we had cash of $0. Operations include but are not limited to filing reports with the Securities and Exchange Commission as well as the business activities contemplated by our business plan.

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

CONTROLS AND PROCEDURES

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of March 31, 2010.

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

As of March 31, 2010, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of March 31, 2010 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of March 31, 2010:

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

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter year ended March 31, 2010, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s 10KL of December 31, 2009.

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: August 2, 2010.

PB Properties & Investments, Inc.
Registrant

By: /s/ Carlos Espinosa
Carlos Espinosa Chairman of the Board Chief Executive Officer