Form 10-Q
period 2010-06-30
PB PROPERTIES, INC.
filed 2010-08-04
CIK 1448569

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X .	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Yes   X  .   No       .

As of June 30, 2010, the issuer had 18,000,000 shares of common stock issued and outstanding.

ITEM 1 FINANCIAL STATEMENTS

Financial Statements for 6 month period ended June 30, 2010 have been prepared by the Management Group of PB Properties & Investments, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

PB Properties & Investments, Inc.

Las Vegas, NV 89135

We have reviewed the accompanying balance sheets of PB Properties & Investments, Inc. as of June 30, 2010 and December 31, 2009, and the related statements of operation, stockholders' equity, and cash flows for the three-month periods ended June 30, 2010 and 2009.  These interim financial statements are the responsibility of the Company's management.

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

/s/ Sam Kan & Company

___________________________

Sam Kan & Company,

August 2, 2010

Alameda, California

PB Properties & Investments, Inc.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	June 30,		December 31,
	2010	2009	2009	2008

ASSETS

Current assets
Cash	$-	$-	$-	$1,350
Cash - restricted	-	20,800	20,800	-
Total current assets	-	20,800	20,800	1,350

Goodwill, net	-	-	-	-

Total assets	$-	$20,800	$20,800	$1,350

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Currnet liabilities
Accounts payable	$500	$500	$500	$-
Loan from shareholder	6,500	3,500	3,500	-
Total current liabilities	7,000	4,000	4,000	-

Stockholders' (Deficit) Equity
Common stock, $.001 par value; 75,000,000 shares authorized, 18,000,000 and 18,416,000 shares issued and outstanding at June 30, 2010 and June 30, 2009	18,000	18,416	18,416	18,000
Additional paid in capital	588,000	608,384	608,384	588,000
Deficit accumulated during the development stage	(613,000)	(610,000)	(610,000)	(604,650)
Total stockholders' (deficit) equity	(7,000)	16,800	16,800	1,350

Total liabilities and stockholders' (deficit) equity	$-	$20,800	$20,800	$1,350

See accompanying notes to financial statements

PB Properties & Investments, Inc.
(A Development Stage Enterprise)
Consolidated Statement of Operations

	For the Quarter Ended June 30, 2010	For the Quarter Ended June 30, 2009	For the period from July 10, 2008 (inception) to June 30, 2010

Revenue	$-	$-	$5,095

Expenses
General and administrative	-	1,350	12,809
Professional fees	-	4,000	7,000
Impairment	-	-	598,286
Total expenses	-	5,350	618,095

Net loss	$-	$(5,350)	$(613,000)

Basic and diluted loss per common share	$-	$(0.0003)

Weighted average shares outstanding	18,267,140	18,122,697

See accompanying notes to financial statements

PB Properties & Investments, Inc.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

	For the Quarter Ended June 30, 2010	For the Quarter Ended June 30, 2009	For the period from July 10, 2008 (inception) to June 30, 2010

Cash flows from operating activities
Net loss	$-	$(5,350)	$(613,000)
Adjustments to reconcile net income to net cash used by operating activities
Accounts payable	-	500	-
Net cash used in operating activities	-	(4,850)	(613,000)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Issuance of common stock	(416)	416	18,416
APIC	(20,384)	20,384	608,384
Loan from shareholder	-	3,500	5,650
Net cash provided by financing activities	(20,800)	24,300	632,450

Net change in cash	(20,800)	19,450	19,450

Cash at beginning of period	20,800	1,350	1,350

Cash at end of period	$-	$20,800	$20,800

Supplemental disclosure of non-cash investing and financing activities:
Issuance of shares of common stock for acquisition	$(416)	$416	$18,000

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

PB PROPERTIES & INVESTMENTS, INC. (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE INCEPTION PERIOD OF JULY 10, 2008

TO JUNE 30, 2010

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

TO JUNE 30, 2010

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

The Company is conducting a "Blank Check" offering subject to Rule 419 of Regulation C as promulgated by the U.S. Securities and Exchange Commission (the "S.E.C.") under the Securities Act of 1933, as amended (the "Securities Act").The net offering proceeds, after deduction for offering expenses and sales commissions, and the securities to be issued to investors must be deposited in an escrow account (the "Deposited Funds" and "Deposited Securities," respectively). While held in the escrow account, the deposited securities may not be traded or transferred. Except for an amount up to 10% of the deposited funds otherwise releasable under Rule 419, the deposited funds and the deposited securities may not be released until an acquisition meeting certain specified criteria has been consummated and a sufficient number of investors reconfirm their investment in accordance with the procedures set forth in Rule 419. Pursuant to these procedures, a new prospectus, which describes an acquisition candidate and its business and includes audited financial statements, will be delivered to all investors. The Company must return the pro rata portion of the deposited funds to any investor who does not elect to remain an investor. Unless a sufficient number of investors elect to remain investors, all investors will be entitled to the return of a pro rata portion of the deposited funds (plus interest) and none of the deposited securities will be issued to investors. In the event an acquisition is not consummated within 18 months of the effective date of this prospectus, the deposited funds will be returned on a pro rata basis to all investors. This 18 month period expired on June 24, 2010 and thus all funds and shares held as of that date in the Rule 419 escrow were returned to investors and canceled.

PB PROPERTIES & INVESTMENTS, INC. (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE INCEPTION PERIOD OF JULY 10, 2008

TO JUNE 30, 2010

Revenue Recognition

The Company has been in the developmental stage since inception and has had minimal operations to date. The Company generated revenue amounted to $5,095 in 2008. The Company did not have any revenue in 2009 or the first or second quarters of 2010.

The Company recognizes revenues when services are rendered to the customer and according to the terms of the contract. Revenue and Cost Recognition procedures will be implemented based on the type of company acquired by in a merger or acquisition.

Advertising

Advertising expenses related to specific jobs are allocated and classified as costs of goods sold. Advertising expenses not related to specific jobs are recorded as general and administrative expenses. There was no advertising expense for the years ended December 31, 2009 and 2008 or the first or second quarters of 2010.

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

Capital Stock

The Company has authorized Seventy Five Million (75,000,000) shares of common stock with a par value of $0.001. Currently, 18,000,000 shares of common stock have been issued.

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

TO JUNE 30, 2010

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

TO JUNE 30, 2010

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

NOTE C – NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” There are no potentially dilutive securities or derivative instruments outstanding as of June 31, 2009 or 2010.

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

Net deferred tax assets consist of the following components from Inception on July 10, 2008 to June 30, 2010:

2010
Deferred tax assets NOL carryover	$208,420
Valuations Allowance	(208,420)
Net Deferred Tax Asset	$0

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the periods ended June 30, 2010 due to the following:

On June 30, 2010, the Company had an operating loss carry forward of $208,420 that can be used as an offset against future taxable income. No tax benefit has been reported in the June 30, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

TO JUNE 30, 2010

NOTE E – RELATED PARTY TRANSACTIONS

The Company issued Six Million Shares of stock to the initial President of the company for cash. This stock was issued to the President at the stated par value of $6,000.

The major shareholder advanced $3,000 to the Company for legal and professional fee during the quarter ended March 31, 2010. This non-interest bearing advance is due on demand and the balance was $6,500 at June 30, 2010.

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

NOTE G – COMMON STOCK EQUITY

On June 24, 2010, the Company returned from escrow 416,000 shares and restrictive cash in the amount of $20,800 to the original investors pursuant to Rule 419.

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

Generally, forbearance plans take only two weeks. If a government guaranteed loan is involved (FHA for instance), they can take longer to work out, as most government loans tend to. Most lenders will take only a few weeks to approve a loan modification program once they have received a complete package. Many lenders will postpone the sale of property if they have received a complete modification package at least two to three weeks before the sale date.

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

Results of Operations

From Inception on July 10, 2008 to June 30, 2010.

Since inception, we sold 6,000,000 shares of common stock to our sole officer and director for services.

Liquidity and Capital Resources

As of the date of this annual report, we have yet to generate any revenues from our business operations.

As of June 30, 2010, our total assets were $0 and our total liabilities were $7,000. As of June 30, 2010, we had cash of $0. Operations include but are not limited to filing reports with the Securities and Exchange Commission as well as the business activities contemplated by our business plan.

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

CONTROLS AND PROCEDURES

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of June 30, 2010.

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

As of June 30, 2010, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of June 30, 2010 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2010:

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

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter year ended June 30, 2010, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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