Form 10-Q/A
period 2010-06-30
PB PROPERTIES, INC.
filed 2010-09-15
CIK 1448569

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

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: Sept. 8, 2010.

PB Properties & Investments, Inc.
Registrant

By: /s/ Carlos Espinosa
Carlos Espinosa Chairman of the Board Chief Executive Officer